Form 10-Q
period 2009-11-30
ASSURED EQUITIES IV Corp
filed 2010-01-14
CIK 1447256

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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
As of - January 13, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ASSURED EQUITIES IV CORPORATION
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
AS OF NOVEMBER 30, 2009 and MAY 31, 2009

ASSETS	November 30, 2009 (Unaudited)	May 31, 2009 (Unaudited)
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities	0	0
Long Term Liabilities	0	0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	0	0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of November 30 and May 31,2009 respectively.	$100	$100
Additional Paid-in Capital	$2,000	0
Accumulated deficit	($2,000)	0
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 ASSURED EQUITIES IV CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND FOR THE PERIOD MAY 12, 2009 (INCEPTION) TO NOVEMBER 30, 2009

	Three Months Ended November 30, 2009 (Unaudited)	Six Months Ended November 30, 2009 (Unaudited)	For The Period From Inception (May 12, 2009) to November 30, 2009

TOTAL REVENUE	$0	$0	$0

Professional Fees	$2,000	$2,000	$2,000
TOTAL EXPENSES	$2,000	$2,000	$2,000

NET PROFIT OR (LOSS)	($2,000)	($2,000)	($2,000)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DLUTED	($0.02)	($0.02)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

ASSURED EQUITIES IV CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND INCEPTION (MAY 12, 2009) TO NOVEMBER 30, 2009

	Six Months Ended November 30, 2009 (Unaudited)	Inception (May 12, 2009) to November 30, 2009
Cash flows from Operating Activities
Profit or (Loss)	($2,000)	($2,000)
Net Cash Flow used in Operating Activities	($2,000)	($2,000)

Cash flow from Financing Activities
Cash proceeds from the issuance of Common Stock to Incorporator	$100	$100
Expenses paid by related party	$2,000	$2,000
Net Cash Provided by Financing Activities	$2,100	$2,100

Net Increase (Decrease) in Cash	$100	$100

Cash and cash equivalents - Beginning of Period	$100	$0
Cash and cash equivalents - End of Period	$100	$100

Supplemental Information
Interest Paid	$0	$0
Taxes Paid	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities IV Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities IV Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities IV Corporation for the periods ended November 30, 2009. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended May 31, 2009. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (June 1, 2009 - November 30, 2009) the Company and its management were involved in identifying and pursuing possible business combinations with a target business opportunities. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has generated no revenue, income or cash flow as of November 30, 2009, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's fiscal year-end is May 31.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of November 30, 2009 and May 31, 2009, there was $100 in the Company's checking account and no cash equivalents.

Income Taxes

The Company has adopted the provisions of FASB Standard, Accounting for Income Taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of November 30, 2009 there were no dilutive convertible common shares outstanding.

Development Stage - Assured Equities IV Corporation

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB statement which focuses on development stage companies. Users of the financial statements should be familiar with these statements and its effect on the financial statements.

Recent Accounting Pronouncements and Standard

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

Note 6 - Share Capital

On May 14, 2009, Assured Equities IV Corporation issued 100,000 shares of its Common Stock to the Incorporator, Assured Equities LLC, in exchange for $100.

On November 30, 2009, the Company's stock register reports a total 100,000 shares of Common Stock outstanding with all 100,000 shares issued on May 14, 2009, held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares are outstanding as of November 30, 2009.

Note 7 - Related Party Transactions

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

On October 1, 2009, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On August 28, 2009, the donor paid the fees (the 'transaction') of two-thousand and 00/100 ($2,000) USD associated with the PCAOB audit of the Company's financial records and on October 1, 2009 asked that the Company accept this transaction as an unrestricted gift. On October 2, 2009, the Company accepted this unrestricted gift and recorded this gift on the Company's accounting records on October 10, 2009 as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events through January 13, 2010.

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

The Company's fiscal year ends May 31.  For the most recently audited period, May 12, 2009 (inception) and ending May 31, 2009, the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

For the fiscal quarter of this filing (September 1, 2009 - November 30, 2009), the Company had:

(a) Generated no revenues or earnings from operations,
(b) Possessed no significant assets or financial resources, and
(c) Had only $100 cash on hand.

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

The Company will be in competition for capital with other entities that have identifiable assets, liquidity and revenue producing operations. Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to raise capital and continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital in the equity markets until shares of our common stock are registered pursuant to or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position. Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources, such as our shareholders, management or others, may decide to defer loans or investments to the Company.

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

The Company has no material commitments for capital expenditures as of November 30, 2009, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending November 30, 2009 the Company had no operations, generated no revenue, generated no cash flow and had no expenses. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (June 1, 2009 - November 30, 2009), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (September 1, 2009 - November 30, 2009) of this report.

Item 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three month period (September 1, 2009 - November 30, 2009) of this report.

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

ASSURED EQUITIES IV CORPORATION

Date: January 13, 2010	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President