Form 10-Q
period 2010-02-28
ASSURED EQUITIES IV Corp
filed 2010-03-31
CIK 1447256

FORM 10-Q QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
As of - February 28, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ASSURED EQUITIES IV CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 and May 31, 2009

ASSETS	February 28, 2010 (Unaudited)	May 31, 2009
ASSETS
Current Assets
Cash	$100	$100
Total Current Assets	$100	$100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities	0	0
Long Term Liabilities	0	0
TOTAL LIABILITIES	$0	$0

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	0	0
Common Stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares issued and outstanding as of February 28, 2010 and May 31, 2009 respectively.	$100	$100
Additional Paid-in Capital	$4,000	0
Accumulated deficit	($4,000)	0
TOTAL STOCKHOLDERS' EQUITY	$100	$100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100	$100

See the accompanying summary of accounting policies and notes to the financial statements.

 ASSURED EQUITIES IV CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010
AND FOR THE PERIOD MAY 12, 2009 (INCEPTION) TO FEBRUARY 28, 2010

	Three Months Ended February 28, 2010 (Unaudited)	Nine Months Ended February 28, 2010 (Unaudited)	For The Period From Inception (May 12, 2009) to February 28, 2010 (Unaudited)

TOTAL REVENUE	$0	$0	$0

Professional Fees	$2,000	$4,000	$4,000
TOTAL EXPENSES	$2,000	$4,000	$4,000

NET PROFIT OR (LOSS)	$(2,000)	$(4,000)	$(4,000)

NET PROFIT OR (LOSS) PER COMMON SHARE - BASIC AND DLUTED	$(0.02)	$(0.04)

PER SHARE INFORMATION
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted
Basic	100,000	100,000
Diluted	100,000	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

ASSURED EQUITIES IV CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND INCEPTION (MAY 12, 2009) TO FEBRUARY 28, 2010

	Three Months Ended February 28, 2010 (Unaudited)	Nine Months Ended February 28, 2010 (Unaudited)	Inception (May 12, 2009) to February 28, 2010 (Unaudited)
Cash flows from Operating Activities
Profit or (Loss)	($2,000)	($4,000)	($4,000)
Net Cash Flow used in Operating Activities	($2,000)	($4,000)	($4,000)

Cash flow from Financing Activities
Cash proceeds from the issuance of Common Stock to Incorporator	$0	$0	$100
Expenses paid by related party	$2,000	$4,000	$4,000
Net Cash Provided by Financing Activities	$2,000	$4,000	$4,100

Net Increase (Decrease) in Cash	$0	$0	$100

Cash and cash equivalents - Beginning of Period	$100	$100	$0
Cash and cash equivalents - End of Period	$100	$100	$100

Supplemental Information
Interest Paid	$0	$0	$0
Taxes Paid	$0	$0	$0

See the accompanying summary of accounting policies and notes to the financial statements.

Assured Equities IV Corporation
(A Development Stage Company)
Notes to Financial Statements
February 28, 2010

Note 1- Basis of Presentation

The accompanying financial statements of Assured Equities IV Corporation (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Assured Equities IV Corporation for the period ended February 28, 2010. The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended May 31, 2009. We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

Note 2 - Description of Business

Assured Equities IV Corporation, incorporated in the State of Florida on May12, 2009, was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the company has not identified a possible business combination opportunity, has not reached terms with a possible business combination and has not issued nor entered into a letter of intent with or concerning any target business opportunity. The Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholder and incorporator, Assured Equities, LLC. The Company has generated no revenue, has generated no income or cash flow and lacks committed funding: these factors raise substantial doubt about the Company's ability to continue as a going concern.

Assured Equities IV Corporation is a "blank check" company within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act"). We also qualify as a "shell company", further to SEC Rule 12b-2 of the Securities Act of 1933, as amended (the "Securities Act"), because we have no or nominal operations and no or nominal assets and our assets consist solely of cash and cash equivalents.

During this reporting period, the Company and its management were involved in identifying and pursuing possible business combinations with a target business opportunities. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has generated no revenue, income or cash flow as of February 28, 2010, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of February 28, 2010 and May 31, 2009, there was $100 in the Company's checking account and no cash equivalents.

Net Income Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method. As of February 28, 2010 there were no dilutive convertible common shares outstanding.

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

Statement of Financial Accounting Standards ("SFAS'") (ASC Topic 855), "Subsequent Events", (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Note 5 - Going Concern

Assured Equities IV Corporation does not meet the test of "going concern." The corporation was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the Company has not identified a target business opportunity, has not finalized a business combination and we may not be successful in locating or negotiating with any target business opportunity. As such, the Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholder and incorporator, Assured Equities, LLC. Assured Equities IV Corporation's financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Assured Equities IV Corporation's ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 6 - Share Capital

On May 14, 2009, Assured Equities IV Corporation issued 100,000 shares of its Common Stock to the Incorporator, Assured Equities LLC, in exchange for $100.

On February 28, 2010, the Company's stock register reports a total of 100,000 shares of Common Stock outstanding with all 100,000 shares issued on May 14, 2009, held and owned by Assured Equities, LLC, Incorporator.

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001. The Company's Preferred Stock has not been registered with the SEC. No shares of Preferred Stock have been issued and no shares of Preferred Stock are outstanding as of February 28, 2010.

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

On November 30, 2009, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift of one-thousand and 00/100 ($1,000) USD (the 'transaction') associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On December 1, 2009 the donor asked that the Company accept this transaction as an unrestricted gift. On December 2, 2009, the President accepted this unrestricted gift and instructed the Treasurer to record this gift on the Company's accounting records pursuant to and in accordance with GAAP. On December 2, 2009, the donor paid the transaction fees of $1,000, notified the Company of this payment and on December 2, 2009 the Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

On January 30, 2010, the Company was notified that Driver Tools, LLC ("donor"), a privately held company, wished to voluntarily make an unrestricted gift of one-thousand and 00/100 ($1,000) USD (the 'transaction') associated with the PCAOB review of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Driver Tools, LLC is a Utah Limited Liability Company and active with the State of Utah. Mr. William D. Kyle, President, Treasurer and Director of the Company is the sole Managing Member and owner of Driver Tools, LLC. On January 30, 2010, the donor asked that the Company accept this transaction as an unrestricted gift. On January 30, 2010, the President accepted this unrestricted gift and instructed the Treasurer to record this gift on the Company's accounting records pursuant to and in accordance with GAAP. On February 15, 2010, the donor paid the transaction fees of $1,000, notified the Company of this payment and on February 25, 2010, the Treasurer recorded this gift on the Company's accounting records as additional paid-in capital.

Note 8 - Subsequent Events

There were no subsequent events from February 28, 2010 to the date of issuance of this report.

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

For the fiscal quarter of this filing (December 1, 2009 - February 28, 2010), the Company had:

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

Regardless of any terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable. Current economic conditions will impact the Company's ability to raise capital. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to the volatility in the financial and economic environments. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global economic slow-down. Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and investors' perception of the economy may impede the Company's access to, or increase the cost of financing activities.

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

The Company has no material commitments for capital expenditures as of February 28, 2010, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

c. Results of Operations

During the three month period ending February 28, 2010 the Company had no operations, generated no revenue, generated no cash flow and had no expenses. The Company does not currently engage in any business activity that provides or produces revenues or cash flow. The Company has no employees; our officers and directors volunteer their time to the Company.

During this reporting period (December 1, 2009 - February 28, 2010), management's efforts were devoted to identifying and pursuing a possible business combination with a target business opportunity. As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities during the three month period (December 1, 2009 - February 28, 2010) of this report.

Item 3 - Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three month period (December 1, 2009 - February 28, 2010) of this report.

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

ASSURED EQUITIES IV CORPORATION

Date: March 29, 2010	By:	s/s William D. Kyle
	Name:	William D. Kyle
	Title:	President